Form 10QSB
period 2000-06-30
RX TECHNOLOGY HOLDINGS INC
filed 2000-09-22
CIK 1084486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ______________ to _____________


                        Commission File Number: 333-35508


                          RX TECHNOLOGY HOLDINGS, INC.
                          ----------------------------

        (Exact name of small business issuer as specified in its charter)


               Nevada                                     82-0498177
               ------                                     ----------
    (State of other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                   2264 Seventh Street, Mandeville, LA 70471
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (504) 727-9412
                                 --------------
                           (Issuer's telephone number)

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of September 20, 2000 was 9,026,870.

Transitional Small Business Disclosure Format         [ ] Yes [X] No

                   RX TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets -
                       June 30, 2000 (Unaudited) and December 31, 1999.............................    1

              Condensed Statements of Operations -
                       Three and Six Months Ended June 30, 2000
                        and 1999 (Unaudited).......................................................    2

              Condensed Statements of Cash Flow -
                       Six Months Ended June 30, 2000
                       and 1999  (Unaudited).......................................................    3

              Condensed Statement of Changes in Stockholders'
                       Equity From December 31, 1999 Through
                       June 30, 2000 (Unaudited)...................................................    4

              Notes to Condensed Financial Statements (Unaudited)..................................    5

     Item 2.  Management's Discussion and Analysis or
                       Plan of Operations

              Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.........................................    7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.....................................................................   10
     Item 2. Changes in Securities ................................................................   11
     Item 3. Defaults Upon Senior Securities ......................................................   11
     Item 4. Submission of Matters to a Vote of Security Holders ..................................   11
     Item 5. Other Information ....................................................................   11
     Item 6. Exhibits and Reports on Form 8-K .....................................................   12

SIGNATURES    .....................................................................................   13

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                     June 30,
                                                                                       2000        December 31,
                                                                                    Unaudited          1999
                                                                                   ------------    ------------
Current assets
    Cash                                                                           $    136,174    $    109,958
    Accounts receivable, less allowance for doubtful
        accounts of $2,500 and $2,500                                                   694,290         286,750
    Inventories                                                                         591,534         190,055
                                                                                   ------------    ------------
         Total current assets                                                         1,421,998         586,763

Property and equipment - at cost, less accumulated depreciation and amortization      3,866,231       2,538,168
Notes receivable                                                                        376,000              --
Due from shareholder                                                                     32,474          11,341
Other assets                                                                             40,440          25,981
                                                                                   ------------    ------------
         Total assets                                                              $  5,737,143    $  3,162,253
                                                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                                                  $  1,615,530    $  2,268,138
    Accounts payable and accrued expenses                                             1,931,663         669,560
    Other current liabilities                                                                --          50,000
                                                                                   ------------    ------------
         Total current liabilities                                                    3,547,193       2,987,698
Debt obligations, less current maturities                                                28,660          47,846
Deferred income taxes                                                                    93,063          93,063
                                                                                   ------------    ------------
         Total liabilities                                                            3,668,916       3,128,607
                                                                                   ------------    ------------

Stockholders' equity
    Common stock, $.001 par value, 50,000,000 shares authorized,
     9,026,870 issued and outstanding                                                     9,027           2,027
    Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares
         issued and outstanding                                                              --              --
    Additional paid in capital                                                        4,084,046         719,727
    Retained earnings deficit                                                        (2,024,846)       (688,108)
                                                                                   ------------    ------------

         Total stockholders' equity                                                   2,068,227          33,646
                                                                                   ------------    ------------
         Total liabilities and stockholders' equity                                $  5,737,143    $  3,162,253
                                                                                   ============    ============



     See accompanying notes to Condensed Consolidated Financial Statements.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended June 30       Six Months Ended June 30
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------
Revenues                                               $  2,787,261    $  1,962,478    $  3,082,916    $  2,222,877

Cost of Revenues                                          1,271,098       1,000,316       1,406,525       1,124,840
                                                       ------------    ------------    ------------    ------------

         Gross profit                                     1,516,163         962,162       1,676,391       1,098,037
                                                       ------------    ------------    ------------    ------------


Operating expenses
    Photo sales expense                                   1,093,170         597,378       1,475,111         694,364
    General and administrative                              508,648         209,636         972,287         478,160
    Depreciation and amortization                           183,111         118,566         325,909         237,132
                                                       ------------    ------------    ------------    ------------

         Total Operating Expenses                         1,784,929         925,580       2,773,307       1,409,656
                                                       ------------    ------------    ------------    ------------

Income (loss) from Operations                              (268,766)         36,582      (1,096,916)       (311,619)

Other income (expense):
    Interest income                                          13,715             601          20,548             601
    Interest expense                                        (97,449)       (208,368)       (260,370)       (314,905)
                                                       ------------    ------------    ------------    ------------

         Net loss                                      $   (352,500)   $   (171,185)   $ (1,336,738)   $   (625,923)
                                                       ============    ============    ============    ============


Basic and diluted earnings (loss) per share            $       (.04)   $       (.03)   $       (.17)   $       (.13)
                                                       ============    ============    ============    ============

Shares used in the calculation of earnings per share      9,026,870       4,944,347       7,946,941       4,944,347
                                                       ============    ============    ============    ============



     See accompanying notes to Condensed Consolidated Financial Statements.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                  June 30,        June 30,
                                                                    2000            1999
                                                                ------------    ------------
Cash flows used in operating activities                         $   (634,241)   $   (911,021)
                                                                ------------    ------------

Cash flows used in investing activities:

    Acquisitions of property and equipment                        (1,641,935)       (776,468)
                                                                ------------    ------------

Cash flows from financing:

    Advances on short-term notes payable                             446,500       2,094,743
    Repayments of debt                                            (1,373,134)       (495,813)
    Advances on line-of-credit                                       206,000           6,658
    Proceeds from issuance of common stock                         3,173,026              --
    Purchase of stock warrants                                      (150,000)             --
                                                                ------------    ------------

Net cash flows provided by financing activities                    2,302,392       1,605,588
                                                                ------------    ------------

Net increase (decrease) in cash                                       26,216         (81,901)

Cash, beginning of period                                            109,958          93,697
                                                                ------------    ------------

Cash, end of period                                             $    136,174    $     11,796
                                                                ============    ============


Supplemental cash flow disclosures
   Interest paid                                                $    351,689    $    306,429
                                                                ============    ============

Noncash investing and financing activities

      Common stock issued in exchange for advances payable      $    375,000    $         --
                                                                ============    ============

      Stock warrant issued for 222,733 shares of common stock   $         --    $    150,000
                                                                ============    ============



     See accompanying notes to Condensed Consolidated Financial Statements.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                     December 31, 1999 Through June 30, 2000
                                   (Unaudited)

                                                                   Additional
                                                      Common        Paid - in       Retained
                                                       Stock         Capital         Earnings         Total
                                                    ------------   ------------    ------------    ------------
Balance as of December 31, 1999                     $      2,027   $    719,727    $   (688,108)   $     33,646

Recapitalization in connection with reverse
    acquisition on February 16, 2000                       4,973         16,795              --          21,768

Purchase of warrant for 222,733 shares of common
   stock                                                      --       (150,000)             --        (150,000)

Issued 1,830,000 shares of common stock for cash
  and loans net of issue cost of 63,975                    1,830      3,136,695              --       3,138,525

Issued 196,870 shares of common stock for cash               197        344,329              --         344,526

Stock options issued to employee - second quarter             --         16,500              --          16,500

Net loss for six months ended June 30, 2000                   --             --      (1,336,738)     (1,336,738)
                                                    ------------   ------------    ------------    ------------
                                                    $      9,027   $  4,084,046    $ (2,024,846)   $  2,068,227
                                                    ============   ============    ============    ============



     See accompanying notes to Condensed Consolidated Financial Statements.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

                  The condensed consolidated financial statements included herein have been prepared by RX Technology Holdings, Inc. (the "Company", "we" or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 and the Prospectus, dated August 8, 2000, included therein relating to 501,493 shares of Common Stock, $.001 par value per share ("Common Stock"), underlying 501,493 Common Stock purchase warrants.

                  The unaudited condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000, due, among other reasons, to the seasonal nature of the Company's business.

2.       Summary of Significant Accounting Policies

         Organization

                  The Company is the successor consolidated entity formed by the merger, on February 16, 2000, of RX Technology, Inc. ("RXT") and Valley Excavation and Trucking, Inc. ("Valley"). Valley was originally incorporated in Nevada on September 26, 1997. RXT was incorporated in Nevada on December 22, 1993.

                  Concurrent with the merger, Valley, a publicly held company and the legally surviving parent company, changed its name to that of the Company. For accounting purposes, the merger has been treated as a reverse acquisition, with RXT as the acquiror, and is accounted for as a recapitalization of RXT.

                  RXT consummated the reverse acquisition of Valley on February 16, 2000. RXT's stockholders were issued 5,000,000 Valley shares on a prorata basis in exchange for 2,027,139 shares of RXT.

                  The accompanying consolidated balance sheet as of June 30, 2000 includes the accounts of RXT and Valley. As a reverse acquisition, the historical operating results prior to the acquisition are those of RXT and only include the operating results of Valley after the acquisition. All significant intercompany balances and transactions have been eliminated.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.       Summary of significant accounting policies (continued)

                  The Company designs, installs, operates and services digital image processing equipment, which performs the electronic capture and presentation of pictures of guests at theme parks. In most theme parks where the Company has operations, the Company hires and manages sales staff. The Company has operations in the United States, Argentina, Mexico and Canada.

         Earnings per Share

                  Basic earnings per common share is calculated by dividing net income (loss) available to common stockholders by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of any potentially dilutive securities, such as stock options or warrants. Potentially dilutive securities have been excluded from the calculation of diluted loss per share for the six months ended June 30, 2000, as their effect would have been antidilutive.

         Stock-Based Compensation

                  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price.

                  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

3.       Notes Receivable

                  The Company converted certain advances and receivables from related parties to notes during March 2000. The full balance of the notes, plus interest at 8% per annum, is due on December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The Company's actual results and future developments could differ materially from those expressed in or implied by the forward-looking statements herein. Further information concerning the Company and its business, including factors that could materially affect the Company's results and future developments, is included in the Company's Registration Statement on Form SB-2 and the Prospectus, dated August 8, 2000, included therein relating to 501,493 shares of Common Stock underlying 501,493 Common Stock purchase warrants.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing herein and in the Company's Registration Statement on Form SB-2 and the Prospectus, dated August 8, 2000, included therein relating to 501,493 shares of Common Stock underlying 501,493 Common Stock purchase warrants.

OVERVIEW

The Company is in the business of designing, building, installing, assembling, servicing, operating and maintaining digital imaging photo systems. These photo systems capture digital images at theme parks and display them on video monitors to prospective purchasers desiring to purchase photographic copies of the images.

The Company's primary revenue source is from sales of digitally captured photographic images at theme parks. This revenue is primarily generated at the "thrill rides" at the theme parks, but, for 2000, also includes revenue from sales of digital images of park guests taken at random locations in the park as they walk around the park facilities. In addition to these retail operations, the Company sells supplies and services at wholesale to third party photo operators. Such sales include photographic paper on which pictures are printed, and computer hardware and software for capturing, printing and recording the sales of photographic images; we also receive maintenance fees for the computer hardware and software sold.

The business of the Company is highly seasonal in nature. Sales of digital pictures at the theme parks can only occur during the operating season of the park. While some theme parks are open year round, the vast majority of the parks where the Company has operations are only open during the months of May-October, with the beginning and ending portions of the season open only on weekends. Our wholesale business is also highly seasonal in nature as our wholesale customers' businesses follow the same seasonal pattern as the Company's.

This highly seasonal nature of our operating periods creates the need for additional financing during the months when sales are limited.

As of June 30, 2000, we provided products and services at 62 operating sites, of which 49 are serviced as retail operations located at 19 theme parks in the United States and 3 are in international theme parks in Argentina, Mexico and Canada. As of June 30, 2000, we also had 13 wholesale sites to which we provided supplies and services. Our historical number of retail operating sites for the years 1996 through 1999 are: 1996--7; 1997--8; 1998--19; and 1999--27.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had no available lines of credit or sources of financing other than credit extended by trade suppliers, which is limited. In the first quarter of 2000, we obtained approximately $3.5 million through the sale of our Common Stock, and in May 2000, we obtained a $200,000 increase in a previously existing line of credit, the funds from which have already been received. On May 15, 2000, we failed to make a scheduled payment on outstanding debt causing the debt to be placed in default. All amounts due were paid with funds from operations on June 21, 2000, and this default was waived by the lender. In June, 2000, we reached two agreements to borrow $150,000 each at an effective interest cost of approximately 13% with principal payments due in installments with final payments due on December 15, 2000. In July, 2000, we drew down an additional $278,572 under an existing loan agreement. Following the end of the second quarter, we became delinquent in the payment of approximately $200,000 in payroll taxes due to lack of available funds, thereby causing a default in our existing loan agreement. The payroll taxes were subsequently paid with the proceeds of temporary loans to us, and we are seeking a waiver of the default in the loan agreement.

The Company does not currently generate sufficient cash flow to timely meet its obligations, but so far has been successful in delaying payments. The Company is currently seeking up to an additional $10 million of funding through the sale of its Common Stock in order to meet debt service requirements, fund capital expenses and its working capital and other cash needs. If it does not receive additional funds, it is uncertain how long the Company will be able to continue to fund its operations. Whether the Company will be able to obtain additional funding cannot be assured, and the failure to do so will have a material adverse effect on the Company.

On September 5, 2000, the Company signed a letter of intent to acquire the stock and certain assets of ITech International Limited and affiliated entities ("ITech") for $150,000 cash, 900,000 shares of Common Stock and options to purchase 900,000 shares of Common Stock at an exercise price of $1.75 per share. The transaction, which is subject to the negotiation and execution of definitive agreements, is expected to be completed in the late third or early fourth quarter of 2000. ITech, a software oriented company in business since 1999, designs digital imaging systems that include retail imaging workstations, photo ID systems and real estate office and imaging software. All of ITech's systems are designed to be Internet and e-commerce enabled.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Net loss for the three months ended June 30, 2000 was $352,500. This is an increase of $181,315 from the same period in 1999.

Gross revenues for the three months ended June 30, 2000 were $2,787,261, an increase of $824,783 or 42% compared to $1,962,478 for the same period of 1999. This increase is the net result of higher sales from a larger number of retail photo sales booths in operation during the first quarter 2000 and lower wholesale sales to third party photo operators. The increase in retail photo sales from new sites coming into service during the three months ended June 30, 2000 was partially offset by lower sales from existing operations in service during the comparable period in 1999. These lower sales in 2000 from sites in service during the first three months of 1999 is due primarily to lower attendance at the theme parks where the Company's operations are located. As complete information on the reason for this lower attendance is not readily available to the Company, it cannot be predicted whether this represents a trend that will continue.

Cost of sales for retail photo operations is composed of commissions/royalties paid to the host theme park where our photo booths are located and direct cost of supplies including the photographic paper that our pictures are printed on and decorative folders in which the pictures are displayed. Cost of sales for wholesale operations includes the cost of supplies and/or services sold at wholesale to third parties.

Second quarter 2000 cost of sales was $1,271,098, an increase of 27% from $1,000,316 in the same period of 1999, and a 5% improvement as a percent of revenues to 46% in 2000 from 51% in 1999.

Photo sales expenses include labor and other expenses associated with staffing and maintaining photo booth operations. In the second quarter 2000, photo booth operation costs were $1,093,170 compared to $597,378 in the comparable period 1999, or 83% higher than the second quarter 1999. This increase is primarily caused by the costs associated with a larger number of booths in operation. Such costs include an increase in labor staffing costs of approximately $190,000 and higher travel expense of approximately $78,000. Other cost increases in the second quarter 2000 compared to the comparable period in 1999 were: booth repairs - $31,800; freight -$25,700; supplies - $22,800; rental facilities - $19,300 and telephone expense - $20,200.

General and administrative costs for the second quarter 2000 were $508,648 compared with $209,636 in the second quarter 1999 resulting in a 143% increase. Higher costs during the second quarter 2000 compared to the second quarter 1999 were primarily higher labor expense by approximately $135,600 and higher professional fees by approximately $118,500 for accounting, consulting and legal services. Professional fees are higher primarily due to the additional expense the Company has incurred in connection with the listing of its Common Stock on the OTC Bulletin Board.

Depreciation and amortization increased $64,545 in the second quarter 2000 over the same period in 1999 due to additional operating booths being placed in service.

Interest expense decreased $110,919 in the second quarter 2000 over the same period in 1999 due to the recognition of $150,000 in expense in the second quarter 1999 associated with the issuance and subsequent repurchase of a lender's warrant issued as additional compensation for the lender's loan to RXT.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30,
1999

Net loss for the six months ended June 30, 2000 was $1,336,738. This is an increase of $710,815 from the same period in 1999.

Gross revenues for the six months ended June 30, 2000 were $3,082,916, an increase of $860,039 or 39% compared to $2,222,877 for the same period of 1999. This increase is the net result of higher retail sales from a larger number of retail photo sales booths in operation during the six months ended June 30, 2000 and lower wholesale sales to third party photo operators. The increase in retail photo sales from new sites coming into service during the six months ended June 30, 2000 was partially offset by lower sales from existing operations in service during the comparable period in 1999. These lower sales in 2000 from sites in service during the first six months of 1999 is due primarily to lower attendance at the theme parks where the Company's operations are located. As complete information on the reason for this lower attendance is not readily available to the Company, it cannot be predicted whether this represents a trend that will continue.

Cost of sales for retail photo operations is composed of commissions/royalties paid to the host theme park where our photo booths are located and direct cost of supplies including the photographic paper that our pictures are printed on and decorative folders in which the pictures are displayed. Cost of sales for wholesale operations includes the cost of supplies and/or services sold at wholesale to third parties.

For the six months ended June 30, 2000, cost of sales was $1,406,525, an increase of 25% from the $1,124,840 in the comparable period of 1999 and a 5% improvement as a percent of revenues to 46% in 2000 from 51% in 1999.

Photo sales expenses include labor and other expenses associated with staffing and maintaining photo booth operations. For the six months ended June 30, 2000, photo booth operation costs were $1,475,111 compared with $694,364 in the comparable period 1999 for a 112% increase. This increase is primarily caused by the costs associated with a larger number of booths in operation in the six months ended June 30, 2000 than the comparable period 1999 and booth start-up expenses incurred in the first quarter 2000. Such costs include an increase in labor staffing costs of approximately $296,700, higher travel expense of approximately $95,300, and higher booth expense in several other categories including: supplies - $58,100; telephone expense - $23,400; booth repairs - $27,000; freight - $32,000; and rental facilities- $21,800.

General and administrative costs for the six months ended June 30, 2000 were $972,287 compared with $478,160 in the comparable period 1999 resulting in a 103% increase. Cost increases for the six months ending June 30, 2000 compared to the comparable period in 1999 were primarily higher labor expense by approximately $75,900 and higher professional fees by approximately $257,800 for accounting, consulting and legal services. Professional fees are higher primarily due to the additional expense the Company has incurred in connection with the listing of its Common Stock on the OTC Bulletin Board.

Depreciation and amortization increased $88,777 for the six months ended June 30, 2000 over the same period in 1999 due to additional operating booths being placed in service.

Interest expense decreased $54,535 for the six months ended June 30, 2000 over the same period in 1999 due primarily to the net effect of the recognition of $62,500 in expense from the issuance of Common Stock in the first quarter 2000 and the recognition of $150,000 in expense associated with the issuance and subsequent repurchase of a lender's warrant issued as additional compensation for the lender's loan to RXT.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 10, 2000, the SEC declared effective the Company's Registration Statement on Form SB-2 (Registration Number 333-35508) relating to the issuance of 501,493 shares of Common Stock underlying 501,493 Common Stock purchase warrants ("Warrants"). The Warrants are exercisable for shares of the Company's Common Stock. The Warrants were distributed to shareholders of record as of May 1, 2000 on August 18, 2000. No Warrants have been exercised, and no proceeds from the conversion of Warrants have been received by the Company. The offering of Common Stock pursuant to the Warrants has not terminated. The Company is not using an underwriter in connection with the transaction. Subsequent to the effective date of the registration statement, no expenses have been incurred for underwriting discounts and commissions, finders' fees or expenses paid to, or for, underwriters. Other actual expenses incurred subsequent to the effective date of the registration statement are: transfer agents fees - $1,902; legal fees - $705 and printing - $1,245. All such expenses were for third party services, and no payments were made directly, or indirectly, to directors, officers or general partners of the Company, to persons owning ten percent or more of the Company's securities or to affiliates of the Company.

     On May 5, 2000, the Company granted Mr. D. A. Dunbar, our Vice President and Chief Financial Officer, options to purchase up to 130,000 shares of our Common Stock at $1.75 per share, of which options for 30,000 shares were immediately exercisable and 100,000 options vest and become exercisable quarterly after the date of grant in increments of 25% per quarter. These stock options were granted in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on
     Section 4(2) thereof as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On May 15, 2000, RXT failed to make a scheduled payment on an outstanding loan causing the loan to be in default. All amounts due were paid on June 21, 2000, and this default was waived by the lender.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit
        Number                           Description

         3.0* Articles of Incorporation of Valley Excavation and Trucking, Inc. dated September 26, 1997 (incorporated by reference to
                  Exhibit 3.0 to Form SB-2, registration no. 333-35508, filed April 24, 2000).

         3.1* Amended Articles of Incorporation of Valley Excavation and Trucking, Inc. dated February 17, 2000 (incorporated by reference to Exhibit 3.1 to Form SB-2, registration no. 333-35508, filed April 24, 2000).

         3.2* Bylaws of the Valley Excavation and Trucking, Inc. dated September 26, 1997 (incorporated by reference to Exhibit 3.5 to Form SB-2, registration no. 333-35508, filed April 24,
                  2000).

         4.0* Form of Warrant Agreement with Interwest Transfer Co., Inc. (incorporated by reference to Exhibit 4.0 to Form SB-2, registration no. 333-35508 filed April 24, 2000).

         4.1* Specimen Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form SB-2, registration no. 333-35508, filed April 24, 2000).

         4.2* Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Form SB-2, registration no. 333-35508, filed April 24, 2000).

         27.0     Financial Data Schedule.

* Previously filed and incorporated herein by reference.

     (b) Reports on Form 8-K

          (i) None.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RX TECHNOLOGY HOLDINGS, INC.



Date: September 22, 2000                    By: /s/ Donald Rex Gay
                                               --------------------------------
                                            Donald R. Gay
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: September 22, 2000                    By: /s/ D. A. Dunbar
                                               --------------------------------
                                            D. A. Dunbar
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         3.0*     Articles of Incorporation of Valley Excavation and Trucking,
                  Inc. dated September 26, 1997 (incorporated by reference to
                  Exhibit 3.0 to Form SB-2, registration no. 333-35508, filed
                  April 24, 2000).

         3.1*     Amended Articles of Incorporation of Valley Excavation and
                  Trucking, Inc. dated February 17, 2000 (incorporated by reference to Exhibit 3.1 to Form SB-2, registration no.
                  333-35508, filed April 24, 2000).

         3.2*     Bylaws of the Valley Excavation and Trucking, Inc. dated
                  September 26, 1997 (incorporated by reference to Exhibit 3.5 to Form SB-2, registration no. 333-35508, filed April 24,
                  2000).

         4.0*     Form of Warrant Agreement with Interwest Transfer Co., Inc.
                  (incorporated by reference to Exhibit 4.0 to Form SB-2, registration no. 333-35508 filed April 24, 2000).

         4.1* Specimen Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form SB-2, registration no.
                  333-35508, filed April 24, 2000).

         4.2* Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Form SB-2, registration no.
                  333-35508, filed April 24, 2000).

         27.0     Financial Data Schedule.

* Previously filed and incorporated herein by reference.