Form 10QSB
period 2000-09-30
RX TECHNOLOGY HOLDINGS INC
filed 2000-11-13
CIK 1084486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________

                        Commission File Number: 333-35508

                          RX TECHNOLOGY HOLDINGS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                          82-0498177
                    ------                                          ----------
(State of other jurisdiction of incorporation or       (IRS Employer Identification No.)
                organization)

                    2264 Seventh Street, Mandeville, LA 70471
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (504) 727-9412
                                 --------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of November 9, 2000 was 9,026,870.

Transitional Small Business Disclosure Format           [ ] Yes [X] No

                   RX TECHNOLOGY HOLDINGS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets -
                   September 30, 2000 (Unaudited) and December 31, 1999 ....  1

             Condensed Statements of Operations -
                   Three and Nine Months Ended September 30, 2000
                   and 1999 (Unaudited) ....................................  2

             Condensed Statements of Cash Flow -
                   Nine Months Ended September 30, 2000
                   and 1999  (Unaudited) ...................................  3

             Condensed Statement of Changes in Stockholders'
                   Equity From December 31, 1999 Through
                   September 30, 2000 (Unaudited) ..........................  4

             Notes to Condensed Financial Statements (Unaudited) ...........  5

     Item 2. Management's Discussion and Analysis or
                   Plan of Operations

             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................  8

PART II      OTHER INFORMATION

     Item 1. Legal Proceedings ............................................. 12
     Item 2. Changes in Securities ......................................... 12
     Item 3. Defaults Upon Senior Securities ............................... 12
     Item 4. Submission of Matters to a Vote of Security Holders ........... 13
     Item 5. Other Information ............................................. 13
     Item 6. Exhibits and Reports on Form 8-K .............................. 13

SIGNATURES ................................................................. 14

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    ASSETS
                                                                                  September 30,
                                                                                      2000        December 31,
                                                                                    Unaudited         1999
                                                                                  -------------   ------------
Current assets
    Cash                                                                           $   137,826    $   109,958
    Accounts receivable, less allowance for doubtful
      accounts of $27,500 and $2,500                                                   393,268        286,750
    Inventories                                                                        859,794        190,055
                                                                                   -----------    -----------
         Total current assets                                                        1,390,888        586,763

Property and equipment - at cost, less accumulated depreciation and amortization     4,210,387      2,538,168
Notes receivable                                                                       422,152             --
Due from shareholder                                                                    86,638         11,341
Deposits                                                                                65,270             --
Other assets                                                                            77,868         25,981
                                                                                   -----------    -----------
         Total assets                                                              $ 6,253,203    $ 3,162,253
                                                                                   ===========    ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                                                  $ 1,738,846    $ 2,268,138
    Accounts payable and accrued expenses                                            1,892,008        669,560
    Other current liabilities                                                               --         50,000
                                                                                   -----------    -----------

         Total current liabilities                                                   3,630,854      2,987,698

Debt obligations, less current maturities                                               32,940         47,846
Deferred income taxes                                                                   93,063         93,063
                                                                                   -----------    -----------

         Total liabilities                                                           3,756,857      3,128,607
                                                                                   -----------    -----------

Stockholders' equity
    Common stock, $.001 par value, 50,000,000 shares authorized,
      9,026,870 issued  and  outstanding                                                 9,027          2,027
    Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares
      issued and outstanding                                                                --             --

    Additional paid in capital                                                       4,114,489        719,727
    Retained (deficit)                                                              (1,627,170)      (688,108)
                                                                                   -----------    -----------
         Total stockholders' equity                                                  2,496,346         33,646
                                                                                   -----------    -----------
         Total liabilities and stockholders' equity                                $ 6,253,203    $ 3,162,253
                                                                                   ===========    ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months                    Nine Months
                                                            Ended September 30              Ended September 30
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------

Revenues                                               $  4,656,552    $  3,002,303    $  7,739,468    $  5,225,180

Cost of Revenues                                          2,045,351       1,526,493       3,451,876       2,651,333
                                                       ------------    ------------    ------------    ------------

         Gross profit                                     2,611,201       1,475,810       4,287,592       2,573,847
                                                       ------------    ------------    ------------    ------------

Operating expenses
    Photo sales expense                                   1,311,338         739,223       2,786,449       1,433,587
    General and administrative                              585,641         252,702       1,557,928         730,862
    Depreciation and amortization                           213,267         118,566         539,176         355,698
                                                       ------------    ------------    ------------    ------------

         Total Operating Expenses                         2,110,246       1,110,491       4,883,553       2,520,147
                                                       ------------    ------------    ------------    ------------

Income (Loss) from Operations                               500,955         365,319        (595,961)         53,700
Other income (expense):
    Interest income                                          10,042              --          30,590              --
    Interest expense                                       (113,321)       (136,906)       (373,691)       (451,210)
                                                       ------------    ------------    ------------    ------------
         Net income (loss)                             $    397,676    $    228,413    $   (939,062)   $   (397,510)
                                                       ============    ============    ============    ============

Earnings per common share

Basic earnings (loss) per share                                 .04             .05            (.11)           (.08)
                                                       ============    ============    ============    ============
Diluted earnings (loss) per share                               .04             .04              --              --
                                                       ============    ============    ============    ============

Shares used in the calculation of earnings per share
Basic:                                                    9,026,870       4,944,347       8,308,825       4,944,347
                                                       ============    ============    ============    ============
Diluted:                                                 10,785,056       5,299,540              --              --
                                                       ============    ============    ============    ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                September 30,  September 30,
                                                                    2000           1999
                                                                ------------   ------------

Cash flows used in operating activities                         $  (166,058)   $  (668,889)
                                                                -----------    -----------

Cash flows used in investing activities:

    Acquisitions of property and equipment                       (2,193,341)      (830,207)
                                                                -----------    -----------

Cash flows from financing:

    Advances on short-term notes payable                            647,826      2,211,300
    Repayments debt                                              (1,490,251)      (786,958)
    Advances on line-of-credit                                      208,666             --
    Proceeds from issuance of common stock                        3,171,026             --
    Purchase of stock warrants                                     (150,000)            --
                                                                -----------    -----------

Net cash flows provided by  financing activities                  2,387,267      1,424,342
                                                                -----------    -----------

Net increase (decrease) in cash                                      27,868        (74,754)

Cash, beginning of period                                           109,958         93,697
                                                                -----------    -----------

Cash, end of period                                             $   137,826    $    18,943
                                                                ===========    ===========

Supplemental cash flow disclosures
   Interest paid                                                $   453,895    $   443,308
                                                                ===========    ===========
Noncash investing and financing activities

      Common stock issued in exchange for advances payable      $   375,000    $        --
                                                                ===========    ===========

      Stock warrant issued for 222,733 shares of common stock   $        --    $   150,000
                                                                ===========    ===========


     See accompanying notes to Condensed Consolidated Financial Statements.

                          RX TECHNOLOGY HOLDINGS, INC.
                                 AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                  December 31, 1999 Through September 30, 2000
                                   (Unaudited)

                                                                 Additional      Retained
                                                     Common       Paid - in      Earnings
                                                      Stock        Capital       (Deficit)        Total
                                                   -----------   -----------    -----------    -----------

Balance as of December 31, 1999                    $     2,027   $   719,727    $  (688,108)   $    33,646

Recapitalization in connection with reverse
    Acquisition on February 16, 2000                     4,973        16,795             --         21,768

Purchase of warrant for 222,733 shares of common
   stock                                                    --      (150,000)            --       (150,000)

Issued 1,830,000 shares of common stock for cash
  and loans net of issue cost of 63,975                  1,830     3,136,695             --      3,138,525

Issued 196,870 shares of common stock for cash             197       344,329             --        344,526

Stock options vesting                                       --        24,750             --         24,750

Stock options issued for professional services              --        22,193             --         22,193

Net loss for nine months ended September
    30, 2000                                                --            --       (939,062)      (939,062)
                                                   -----------   -----------    -----------    -----------
                                                   $     9,027   $ 4,114,489    $(1,627,170)   $ 2,496,346
                                                   ===========   ===========    ===========    ===========


      See accompanying notes to Condensed Consolidated Financial Statements

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

                  The unaudited condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000, due, among other reasons, to the seasonal nature of the Company's business.

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

                  The accompanying consolidated balance sheet as of September 30, 2000 includes the accounts of RXT and Valley. As a reverse acquisition, the historical operating results prior to the acquisition are those of RXT and only include the operating results of Valley after the acquisition. All significant intercompany balances and transactions have been eliminated.

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

         Earnings per Share

                  The Company follows SFAS No. 128, "Earnings per Share" (EPS). Basic EPS is calculated by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the applicable period, without adjustment for potential common shares outstanding in the form of options, warrants, convertible securities or contingent stock agreements. For the calculation of diluted EPS, the number of common shares outstanding are increased (if deemed dilutive) by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, determined using the treasury stock method were appropriate.

                  A reconciliation of the income and share amounts that affect the diluted Earnings per Share calculation appear below:

                              Three Months Ended September 30,         Three Months Ended September 30,
                                            2000                                    1999
                           --------------------------------------  ---------------------------------------
                              Income        Shares      Per Share     Income         Shares      Per Share
                           (Numerator)  (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                           -----------  -------------   ---------  -----------   -------------   ---------
         Basic EPS          $  397,676     9,026,870       .04      $  228,413     4,944,347        .05
         Stock options                     1,732,100                                 132,488
         Convertible debt                     26,086                                      --
         Stock warrants                           --                                 222,705
                            ----------    ----------      ----      ----------     ---------        ---
         Diluted EPS        $  397,676    10,785,056       .04      $  228,413     5,299,540        .04

                  For the three months ended September 30, 2000 stock warrants to shareholders of record on May 1, 2000 for 501,493 common shares at $6 per share were outstanding. They were not included in the computation of diluted EPS because the warrant's exercise price was greater than the average market price of the common shares. Diluted EPS has not been calculated for the nine months ended September 30, 2000 and 1999. These periods show net losses, therefore, all options, warrants and convertible debt would be antidilutive.

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

         Stock-Based Compensation (continued)

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

3.       Notes Receivable

                  The Company converted certain advances and receivables from related parties to notes during March, 2000. The full balance of the notes, plus interest at 8% per annum, is due on December 31, 2000.

4.       Convertible Debt

                  On September 21, 2000, the Company executed two notes payable each in the amount of $100,000, due October 21, 2000, with interest at approximately 13.25%. The notes state that if not paid by October 21, 2000, each can be converted into common shares of RX Technology Holdings, Inc. stock at $0.75 per share. At October 21, 2000, the notes payable were still outstanding and the option to convert the notes to common shares of RX Technology Holdings, Inc. stock had not been exercised.

5.       Stock options

                  On August 16, 2000, the Company granted options to purchase up to 150,000 shares of RX Technology Holdings, Inc. common stock at $2.50 per share prior to August 9, 2005. These stock options were granted for marketing services performed and to be performed by these individuals.

6.       Income Taxes

                  The Company has not recorded any income tax expense or benefit for the three months ended September 30, 2000 and 1999 or the nine months ended September 30, 2000 and 1999. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforwards because the Company has no history of earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The Company's actual results and future developments could differ materially from those expressed in or implied by the forward-looking statements herein. Further information concerning the Company and its business, including factors that could materially affect the Company's results and future developments, is included in the Company's Registration Statement on Form SB-2 and the Prospectus, dated August 8, 2000, included therein relating to 501,493 shares of Common Stock underlying 501,493 Common Stock purchase warrants.

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

The Company's primary revenue source is from sales of digitally captured photographic images at theme parks. This revenue is primarily generated at the "thrill rides" at the theme parks, but, for 2000, also includes revenue from sales of digital images of park guests taken at random locations in the park as they walk around the park facilities. In addition to these retail operations, the Company sells supplies and services at wholesale to third party photo operators. Such sales include photographic paper on which pictures are printed, and computer hardware and software for capturing, printing and recording the sales of photographic images. We also receive maintenance fees for the computer hardware and software sold.

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

As of September 30, 2000, we had 51 retail operating sites. Of these sites, 44 are located at 19 theme parks in the United States and 7 are located at international theme parks in Argentina, Mexico and Canada. Our historical number of retail operating sites are: 1996--7; 1997--8; 1998--19; and 1999--27.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had no available lines of credit or sources of financing other than credit extended by trade suppliers, which is limited.

In the first quarter of 2000, we obtained approximately $3.5 million through the sale of our Common Stock, and in May, 2000, we obtained a $200,000 increase in a previously existing line of credit, the funds from which have already been received. On May 15, 2000, we failed to make a scheduled payment on outstanding debt causing the debt to be placed in default. All amounts due were paid with funds from operations on June 21, 2000, and this default was waived by the lender. In June, 2000, we reached two agreements to borrow $150,000 each at an effective interest cost of approximately 13% with principal payments due in installments with final payments due on December 15, 2000. In July, 2000, we drew down an additional $278,572 under an existing loan agreement. On September 21, 2000, we reached two agreements to borrow $100,000 each at an effective interest cost of approximately 13.25% with principal and interest payment due October 21, 2000. The September 21, 2000 borrowings were not repaid when due, which allows the lenders the option to convert these loans to Common Stock at $0.75 per share.

During the third quarter of 2000, we became delinquent in the payment of approximately $200,000 in payroll taxes due to lack of available funds, thereby causing a default in an existing loan agreement. The payroll taxes were subsequently paid with the proceeds of the borrowings on September 21, 2000, and we are seeking a waiver of the default in the loan agreement.

The Company does not currently generate sufficient cash flow to timely meet its obligations, nor does it expect to generate sufficient cash flow to fund its operations during the next two quarters when revenues are down due to park closings in the fall and winter. Moreover, as of November 1, 2000, the Company was delinquent in the approximate amount of $352,400 for taxes and indebtedness. The Company is currently seeking up to an additional $10 million of funding through the sale of its Common Stock in order to meet debt service requirements, fund capital expenses and its working capital and other cash needs. In addition, we are pursuing additional debt financing. If we do not receive additional funds, it is uncertain how long the Company will be able to continue to fund its operations. Whether the Company will be able to obtain additional funding cannot be assured, and the failure to do so will have a material adverse effect on the Company.

On September 5, 2000, the Company signed a letter of intent to acquire the stock and certain assets of ITech International Limited and affiliated entities ("ITech") for $210,000 cash, 900,000 shares of Common Stock and options to purchase 900,000 shares of Common Stock at an exercise price of $1.75 per share. The transaction is subject to negotiation and execution of definitive agreements. ITech, a software oriented company in business since 1999, implements digital imaging systems that include retail imaging workstations, photo ID systems and real estate office and imaging software. All of ITech's systems are designed to be Internet and e-commerce enabled.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net income for the three months ended September 30, 2000 was $397,676. This is an increase of $169,263 from the same period in 1999. Earnings per share on a fully diluted basis for the three months ended September 30, 2000 and 1999 were $0.04.

Gross revenues for the three months ended September 30, 2000 were $4,656,552, an increase of $1,654,249 or 55% compared to $3,002,303 for the same period of 1999. This increase is the net result of sales from a larger number of retail photo sales booths in operation during the third quarter 2000 and lower wholesale sales to third party photo operators. The increase in retail photo sales from new sites beginning service during 2000 was partially offset by lower sales from existing operations in service during 1999. These lower sales in 2000 from sites in service during 1999 is due primarily to lower attendance at the theme parks where the Company's operations are located. As complete information on the reason for this lower attendance is not readily available to the Company, it cannot be predicted whether this represents a trend that will continue.

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

Third quarter 2000 cost of sales was $2,045,351, an increase of 34% from $1,526,493 in the same period of 1999, and a 7% improvement as a percent of revenues to 44% in 2000 from 51% in 1999. The improvement in cost of sales as a percentage of revenues was due to lower park commissions.

Photo sales expenses include labor and other expenses associated with staffing and maintaining photo booth operations. In the third quarter 2000, photo booth operation costs were $1,311,338 compared to $739,223 in the comparable period 1999, or 77% higher than the third quarter 1999. This increase is primarily caused by the costs associated with a larger number of booths in operation. Higher labor costs of approximately $622,000 and higher travel costs of approximately $64,000 were partially offset by lower costs in several other categories including lower booth repair costs of approximately $37,100.

General and administrative costs for the second quarter 2000 were $585,641 compared with $252,702 in the third quarter 1999 resulting in a 132% increase. Higher costs during the third quarter 2000 compared to the third quarter 1999 were primarily higher professional fees of approximately $154,200 for accounting, consulting and legal services, higher labor costs of approximately $45,200, higher estimated bad debt expense of approximately $25,000, higher regulatory printing costs of approximately $34,600 and estimated penalties on late tax payments of $23,600. Professional fees and regulatory printing are higher primarily due to the additional expense the Company has incurred in connection with the listing of its Common Stock on the OTC Bulletin Board.

Depreciation and amortization increased $94,701 in the third quarter 2000 over the same period in 1999 due to additional operating sites being placed in service.

Interest expense decreased $23,585 in the third quarter 2000 over the same period in 1999 due to a lower amount of debt outstanding.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net loss for the nine months ended September 30, 2000 was $939,062 or $541,552 greater than the comparable period in 1999. Net loss per share outstanding for the nine months ended September 30, 2000 was $0.11 as compared to $0.08 for the comparable period in 1999.

Gross revenues for the nine months ended September 30, 2000 were $7,739,468, an increase of $2,514,288 or 48% compared to $5,225,180 for the same period of 1999. This increase is the net result of sales from a larger number of retail photo sales booths in operation during the nine months ended September 30, 2000 and lower wholesale sales to third party photo operators. The increase in retail photo sales from new sites beginning service during the nine months ended September 30, 2000 was partially offset by lower sales from existing operations in service during the comparable period in 1999. These lower sales in 2000 from sites in service during the first nine months of 1999 is due primarily to lower attendance at the theme parks where the Company's operations are located. As complete information on the reason for this lower attendance is not readily available to the Company, it cannot be predicted whether this represents a trend that will continue.

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

For the nine months ended September 30, 2000, cost of sales was $3,451,876, an increase of 30% from the $2,651,333 in the comparable period of 1999 and a 6% improvement as a percent of revenues to 45% in 2000 from 51% in 1999.

Photo sales expenses include labor and other expenses associated with staffing and maintaining photo booth operations. For the nine months ended September 30, 2000, photo sales expenses were $2,786,449 compared with $1,433,587 in the comparable period 1999 for a 94% increase. This increase is primarily caused by the costs associated with a larger number of booths in operation in the nine months ended September 30, 2000 than the comparable period 1999 and booth start-up expenses incurred in the first quarter 2000. Such costs include an increase in labor staffing costs of approximately $918,800, higher travel expense of approximately $158,100, and higher booth expense in several other categories including: freight - $63,700; supplies - $55,700; telephone expense - $52,600; and rental facilities - $37,100.

General and administrative costs for the nine months ended September 30, 2000 were $1,557,928 compared with $730,862 in the comparable period 1999 resulting in a 113% increase. Cost increases for the nine months ending September 30, 2000 compared to the comparable period in 1999 were primarily higher labor expense of approximately $138,100; higher professional fees of approximately $413,300 for accounting, consulting and legal services and higher expenses in several other categories including: bad debt expense - $70,600; commissions - $60,000; regulatory printing - $69,100; freight - $41,800 and telephone - $16,600. Professional fees and regulatory printing expense are higher primarily due to the additional expense the Company has incurred in connection with the listing of its Common Stock on the OTC Bulletin Board.

Depreciation and amortization increased $183,478 for the nine months ended September 30, 2000 over the same period in 1999 due to additional operating booths being placed in service.

Interest expense decreased $77,519 for the nine months ended September 30, 2000 over the same period in 1999 due primarily to the net effect of the recognition of $62,500 in expense from the issuance of Common Stock in the first quarter 2000 and the recognition of $150,000 in expense associated with the issuance and subsequent repurchase of a lender's warrant issued as additional compensation for the lender's loan to RXT.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 5, 2000, the Company granted an employee options to purchase up to 100,000 shares of our Common Stock at $1.75 per share, subject to quarterly vesting and exercise rights while employed by the Company. During the third quarter 2000, options to purchase 25,000 shares of Common Stock pursuant to such grant vested and became exercisable. These stock options were granted in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction not involving a public offering.

     On August 16, 2000, the Company granted options to purchase up to 75,000 shares of our Common Stock at $2.50 per share prior to August 9, 2005. These stock options were granted in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction not involving a public offering. These options were granted as partial consideration for past and future marketing services.

     On August 16, 2000, the Company granted options to purchase up to 75,000 shares of our Common Stock at $2.50 per share prior to August 9, 2005. These stock options were granted in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction not involving a public offering. These options were granted as partial consideration for past and future marketing services.

     On September 21, 2000, we reached two agreements to borrow $100,000 each at an effective interest cost of approximately 13.25% with principal and interest payment due October 21, 2000. The September 21, 2000 borrowings were not repaid when due, which allows the lenders the option to convert these loans into an aggregate of up to 266,666 shares of Common Stock. Proceeds from these borrowing were used to pay delinquent payroll taxes. To date, the lenders have not converted any of this debt into Common Stock. These securities were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the third quarter of 2000, we became delinquent in the payment of approximately $200,000 in payroll taxes due to lack of available funds, thereby causing a default in an existing loan agreement. The payroll taxes were subsequently paid with the proceeds of the borrowings on September 21, 2000, and we are seeking a waiver of the default in the loan agreement. The debt outstanding under this loan agreement as of September 30, 2000 was $939,268.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      Exhibit
      Number                             Description
      -------                           -------------

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

                                           RX TECHNOLOGY HOLDINGS, INC.
                                           ----------------------------


Date: November 10, 2000                    By: /s/ Donald Rex Gay
                                               ------------------------
                                               Donald Rex Gay
                                               Chairman, President, and
                                               Chief Executive Officer